Form 10-K
period 2022-03-31
Nissan Auto Lease Trust 2020-B
filed 2022-06-29
CIK 1822866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

333-230960-04

(Commission file number of Issuing Entity)

NISSAN AUTO LEASE TRUST 2020-B

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001822866

333-230960

(Commission file number of Depositor)

NISSAN AUTO LEASING LLC II

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001244832

NISSAN MOTOR ACCEPTANCE COMPANY LLC

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540639

DELAWARE	85-6279000
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. [Reserved]

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Not applicable.

(a)(2) Not applicable.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b) The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated February 26, 2016, and filed by NALL II, as depositor (the “Depositor”) with the Securities and Exchange Commission (the “SEC”) on February 26, 2016, File No. 333-209768)

3.2	Limited Liability Company Agreement of NALL II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated February 26, 2016, and filed by the Depositor with the SEC on February 26, 2016, File No. 333-209768)

4.1	Indenture, dated as of September 29, 2020, by and between the Issuing Entity, and U.S. Bank Trust Company, National Association (successor to U.S. Bank, National Association, “U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

4.2	Supplement No. 1 to Indenture, dated as of March 19, 2021, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 10-D, dated March 25, 2021, File No. 333-230960-03).

4.3	Omnibus Amendment, Assumption Agreement and Consent, dated as of April 1, 2021, by and between Nissan Motor Acceptance Company LLC (successor by conversion to Nissan Motor Acceptance Corporation, “NMAC”), as servicer, administrator or administrative agent, as applicable, NALL, as depositor, certificateholder or transferee, as applicable, Nissan-Infiniti LT LLC (successor by conversion to Nissan-Infiniti LT), NILT LLC (successor by conversion to NILT Trust), U.S. Bank, as Indenture Trustee (the “Indenture Trustee”) and as titling company registrar (the “Titling Company Registrar”), Clayton Fixed Income Services LLC, as asset representations reviewer (the “Asset Representations Reviewer”), Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”) and acknowledged by NILT, Inc., as trustee for the Nissan-Infiniti LT, Wilmington Trust Company, as Delaware trustee (the “Delaware Trustee”), U.S. Bank Trust National Association, as trustee for NILT Trust, and U.S. Bank, National Association, as trust agent for Nissan-Infiniti LT (incorporated by reference to Exhibit 4.1 of Form 10-K, dated April 6, 2021, File No. 333-230960-03).

10.1	Agreement of Definitions, dated as of September 29, 2020, by and among the Issuing Entity, NILT Trust, as grantor and UTI Beneficiary, Nissan-Infiniti LT (the “Titling Trust”), NMAC, in its individual capacity, as servicer and administrative agent, NALL II, NILT, Inc., as trustee, the Owner Trustee, the Delaware Trustee and U.S. Bank, as trust agent and Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

10.2	2020-B SUBI Supplement, dated as of September 29, 2020, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, the Delaware Trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

10.3	2020-B SUBI Servicing Supplement, dated as of September 29, 2020, by and among the Titling Trust, NILT Trust, as UTI Beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

10.4	Amended and Restated Trust Agreement for the Issuing Entity, dated as of September 29, 2020, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

10.5	Trust Administration Agreement, dated as of September 29, 2020, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

10.6	SUBI Certificate Transfer Agreement, dated as of September 29, 2020, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

10.7	Trust SUBI Certificate Transfer Agreement, dated as of September 29, 2020, by and between the Transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.7 of Form 8-K, dated September 29, 2020, File No. 333-230960-04)

10.8	Asset Representations Review Agreement, dated as of September 29, 2020, among the Issuing Entity, NMAC, as sponsor and servicer, and the Asset Representations Reviewer (incorporated by reference to Exhibit 10.8 of Form 8-K, dated September 30, 2020, File No. 333-230960-04)

10.9	First Amendment to Amended and Restated Trust Agreement, dated as of March 19, 2021 by and between NMAC, as grantor and beneficiary, and as administrator, U.S. Bank, as trustee, and the Delaware Trustee (incorporated by reference to Exhibit 10.3 of Form 10-D, dated March 25, 2021, File No. 333-230960-03).

10.10	Limited Liability Company Agreement of Nissan-Infiniti LT LLC (the “Titling Company”), dated as of April 1, 2021, between NILT LLC, as member, NMAC, as administrator and the Titling Company Registrar (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.11	2020-B Series Supplement, dated as of April 1, 2021 (incorporated by reference to Exhibit 10.2 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.12	Amended and Restated Servicing Agreement, dated as of April 1, 2021, between the Titling Company, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.13	Second Amendment to Amended and Restated Trust Agreement, dated as of March 31, 2021, among NMAC, as grantor and beneficiary, U.S. Bank Trust National Association, as trustee, NMAC, as administrator, and the Delaware Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

10.14	Limited Liability Company Agreement of NILT LLC, dated as of April 1, 2021 (incorporated by reference to Exhibit 10.5 of Form 8-K, dated April 6, 2021, File No. 333-230960-04)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c) Not applicable.

Item 16.	Form 10-K Summary.

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

Date:    June 29, 2022

S-1